Form 10-K/A
period 1998-12-31
NORWEST ASSET SEC CORP MORT PS THR CERT SER 1998-3 TRUST
filed 1999-12-21
CIK 1056402

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K/A
                                   Amendment No. 1

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

     Yes   X          No ___

This Amendment No. 1 on Form 10-K/A amends Item 14 of the original Annual Report on Form 10-K (the "Original Form 10-K") filed on March 25, 1999, on behalf of Norwest Asset Securities Corporation Mortgage Pass-Through Certificates Series 1998-3 Trust established pursuant to a Pooling and Servicing Agreement Agreement among NORWEST ASSET SECURITIES CORPORATION (Seller) and NORWEST BANK MINNESOTA, NATIONAL ASSOCIATION (Master Servicer) and UNITED STATES TRUST COMPANY OF NEW YORK (Trustee) and FIRST UNION NATIONAL BANK (Trust Administrator), pursuant to which the Norwest Asset Securities Corporation Mortgage Pass-Through Certificates Series 1998-3 Trust registered under the Securities Act of 1933 (the "Certificates") were issued.

Item 14 of the Original Form 10-K is amended to read in its entirety as follows:

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

              (99.3) Annual Statements of Compliance under the
                     Pooling and Servicing Agreements for the year ended December 31, 1998.

                     a)   FARMERS STATE BANK & TRUST CO <F1>
                     b)   FIRST UNION MTG CORP <F1>
                     c)   FT MTG COMPANIES <F1>
                     d)   HUNTINGTON MTG CO <F1>
                     e)   NORWEST MTG INC <F1>
                     f)   PLYMOUTH SAVINGS BANK <F1>
                     g)   STAR BANK NA <F2>
                     h)   SUN TRUST MTG INC <F1>

              (99.4) Aggregate Statement of Principal and
                     Interest Distributions to Certificate
                     Holders.<F3>

            (b) On October 6, 1998, November 10, 1998, and December 8, 1998, reports on Form 8-K were filed by the Company in order to provide the statements for the monthly distributions to holders of the Certificates. No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.<F3>

            (c)  Not applicable.

            (d)  Omitted.

<F1>  Filed herewith.
<F2>  Such document (i) is not filed herewith since such document was not received by the reporting person at least three business days prior to the due date covered by this report: and (ii) will be included in an amendment to this report on Form 10-K/A to be filed within 30 days of the Reporting Person's receipt of such document.
<F3>  Previously filed.

                           SIGNATURE

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

Dated:  December 15, 1999



Exhibits

Exhibit No.

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

(99.3)  Annual   Statements  of  Compliance  under  the  Pooling  and  Servicing
        Agreements for the year ended December 31, 1998.

                     a)   FARMERS STATE BANK & TRUST CO <F1>
                     b)   FIRST UNION MTG CORP <F1>
                     c)   FT MTG COMPANIES <F1>
                     d)   HUNTINGTON MTG CO <F1>
                     e)   NORWEST MTG INC <F1>
                     f)   PLYMOUTH SAVINGS BANK <F1>
                     g)   STAR BANK NA <F2>
                     h)   SUN TRUST MTG INC <F1>

(99.4)  Aggregate   Statement  of  Principal  and  Interest   Distributions   to
        Certificate Holders.<F3>

<F1>  Filed herewith.
<F2>  Such document (i) is not filed herewith since such document was not received by the reporting person at least three business days prior to the due date covered by this report: and (ii) will be included in an amendment to this report on Form 10-K/A to be filed within 30 days of the Reporting Person's receipt of such document.
<F3>  Previously filed.